Form 10-Q
period 1997-06-30
CENCOM CABLE ENTERTAINMENT INC /NEW
filed 1997-09-12
CIK 1038336

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------

                                   FORM 10-Q


         (Mark one)
         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                   to
                                 ----------------    -------------------------
Commission File Number 333-26853
                       ---------

                        CENCOM CABLE ENTERTAINMENT, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 43-1258015
             --------                                 ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                   63131
---------------------------------------               -----
(Address of Principal Executive Offices)              (Zip Code)

(Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                        CENCOM CABLE ENTERTAINMENT, INC.

                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX


                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information
         Item 1.  Cencom Cable Entertainment, Inc.
                  a. Balance Sheets - June 30, 1997 and December 31, 1996                                      3
                  b. Statements of Operations - Three Months Ended
                     June 30, 1997 and 1996                                                                    4
                  c. Statements of Operations - Six Months Ended
                     June 30, 1997 and 1996                                                                    5
                  d. Statement of Shareholder's Investment (Deficit)- Six Months Ended June 30, 1997           6
                  e. Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996                        7
                  f. Notes to Financial Statements                                                             8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       10

Part II. Other Information


         Item 1. Legal Proceedings                                                                            11

         Item 2. Change in Securities - None                                                                   -

         Item 3. Defaults upon Senior Securities - None                                                        -

         Item 4. Submission of Matters to a Vote of Security Holders - None                                    -

         Item 5. Other Information                                                                            11

         Item 6. Exhibits and Reports on Form 8-K                                                             12

         Signature Page                                                                                       13

                        CENCOM CABLE ENTERTAINMENT, INC.


                                 BALANCE SHEETS
                                  (Unaudited)

                                                       June 30,          December 31,
                                                         1997                1996
                                                       --------          ------------
                       ASSETS

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP        $116,238,504        $122,582,298
                                                        ------------        ------------
                                                        $116,238,504        $122,582,298
                                                        ============        ============

   LIABILITIES AND SHAREHOLDER'S INVESTMENT (DEFICIT)

NOTES PAYABLE                                           $ 82,000,000        $ 82,000,000

ACCRUED INTEREST ON NOTES PAYABLE                         29,661,420          22,843,403

DEFERRED INCOME TAXES                                     55,500,000          55,500,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S INVESTMENT (DEFICIT):
 Common stock, $1 par value, 300,000 shares
   authorized; 245,973 shares issued and
    outstanding                                              245,973             245,973
 Additional paid-in capital                               21,954,139          21,954,139
 Accumulated deficit                                     (73,123,028)        (59,961,217)
                                                        ------------         -----------
         Total shareholder's investment (deficit)        (50,922,916)        (37,761,105)
                                                        ------------         -----------
                                                        $116,238,504        $122,582,298
                                                        ============        ============

      The accompanying notes are an integral part of these balance sheets.

                        CENCOM CABLE ENTERTAINMENT, INC.


                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)



                                                             1997              1996
                                                         -------------      -----------
EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIP      $(3,437,200)      $(3,239,253)

INTEREST EXPENSE                                           (3,410,510)       (3,004,261)
                                                          ------------      ------------
       Net loss                                           $(6,847,710)      $(6,243,514)
                                                          ============      ============

        The accompanying notes are an integral part of these statements.

                        CENCOM CABLE ENTERTAINMENT, INC.


                            STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)



                                                             1997              1996
                                                         ------------      ------------
EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIP     $ (6,343,793)     $ (7,093,387)

INTEREST EXPENSE                                           (6,818,018)       (6,008,522)
                                                         ------------      ------------
        Net loss                                         $(13,161,811)     $(13,101,909)
                                                         ============      ============

        The accompanying notes are an integral part of these statements.

                        CENCOM CABLE ENTERTAINMENT, INC.


                STATEMENT OF SHAREHOLDER'S INVESTMENT (DEFICIT)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)



                                                    Additional
                                 Common              Paid-In            Accumulated
                                  Stock              Capital              Deficit             Total
                                 ------             ----------          -----------           -----
BALANCE, December 31, 1996        $245,973           $21,954,139        $(59,961,217)       $(37,761,105)

  Net loss                              --                    --         (13,161,811)        (13,161,811)
                                  --------           -----------        ------------        ------------
BALANCE, June 30, 1997            $245,973           $21,954,139        $(73,123,028)       $(50,922,916)
                                  ========           ===========        ============        ============

        The accompanying notes are an integral part of these statements.

                        CENCOM CABLE ENTERTAINMENT, INC.


                            STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)



                                                                       1997                  1996
                                                                    ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(13,161,811)         $(13,101,909)
  Adjustments to reconcile net loss to net cash
    provided by operating activities-
    Equity in loss of unconsolidated limited partnerships              6,343,793             7,093,387
    Changes in assets and liabilities-
       Accrued interest on note payable                                6,818,018             6,008,522
                                                                    ------------          ------------
         Net cash provided by operating activities                            --                    --
                                                                    ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                         --                    --
                                                                    ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                         --                    --
                                                                    ------------          ------------
CASH, beginning and end of period                                   $         --          $         --
                                                                    ============          ============
CASH PAID FOR INTEREST                                              $         --          $         --
                                                                    ============          ============
CASH PAID FOR TAXES                                                 $         --          $         --
                                                                    ============          ============

        The accompanying notes are an integral part of these statements.

                        CENCOM CABLE ENTERTAINMENT, INC.


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  ORGANIZATION AND BASIS OF PRESENTATION:

Cencom Cable Entertainment, Inc. (CCE), a Delaware corporation, is a wholly owned subsidiary of CCA Acquisition Corp. (CAC). CAC is a wholly owned subsidiary of CCA Holdings Corp. (CCA Holdings). CCA Holdings is owned approximately 85% by Kelso Investment Associated V, L.P., an investment fund, together with an affiliate (collectively referred to as "Kelso" herein) and certain other individuals, and approximately 15% by Charter Communications, Inc. ("Charter"), manager of Charter Communications Entertainment I, L.P.'s (CCE-I) and Charter Communications Entertainment II, L.P.'s (CCE-II) cable television systems.

In January 1995, CAC completed certain acquisitions, including stock and asset acquisitions of CCE and cable television systems located in Connecticut from Crown Media, Inc., a subsidiary of Hallmark Cards, Incorporated (the "Crown Transaction"). CCE's assets were comprised primarily of cable television systems serving communities in St. Louis County, Missouri (the "Missouri System"). On September 29, 1995, CAC and CCT Holdings Corp. (CCT Holdings), an entity affiliated with CCA Holdings by common ownership, entered into an Asset Exchange Agreement whereby CAC exchanged a 1% undivided interest in all of its assets (including CCE's assets) for a 1.22% undivided interest in certain assets to be acquired by CCT Holdings from an affiliate of Gaylord Entertainment Company, Inc. (Gaylord). In September 1995, CCT Holdings acquired certain cable television systems from Gaylord. Upon execution of the Asset Purchase Agreement, CAC and CCT Holdings entered into a series of agreements to contribute their assets to Charter Communications Entertainment, L.P. (CCE, L.P.). CCE, L.P. immediately contributed the assets acquired under the Crown Transaction to CCE-I and certain assets acquired in the Gaylord acquisition to CCE-II.

The series of transactions representing the contribution of assets to CCE-I acquired under the Crown Transaction is a reorganization of entities under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, CCE-I's financial statements reflect the activity of these systems for the entire year. Thus, the net loss of CCE-I generated by the Missouri system for the period prior to September 29, 1995, was allocated entirely to CCE.

As a result of these transactions, CCE owns a 33% limited partnership interest in CCE, L.P., CAC owns a 21% limited partnership in CCE, L.P. and CCT Holdings owns a 44% limited partnership interest in CCE, L.P. In addition, CAC and CCT Holdings each own a 1% general partnership interest in CCE, L.P.

The accompanying unaudited financial statements of CCE have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.


2. RESPONSIBILITY FOR FINANCIAL STATEMENTS:

The financial statements as of June 1997, and for the three months ended June 30, 1997 and 1996, are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto as of and for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.

3.  LITIGATION

CCE is involved from time to time in routine legal matters incidental to its business. Management, after consultation with its legal counsel, believes that the resolution of such matters will not have a material adverse effect on CCE's financial position or results of operations.

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995 on behalf of the Cencom Cable Income Partners, L.P. ("CCIP") limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other affiliates of Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October, 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving an affiliate of Charter, Cencom Cable Income Partners II, L.P. ("CCIP II"), a public limited partnership. On April 15, 1997, a complaint was filed, and on June 19, 1997, an amended complaint was filed, in the Circuit Court of Jackson County, Missouri by 269 individual plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P., ("CPLP"), an entity in which CCIP II invested certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties, committed fraud and made various misrepresentations in the marketing and sale of the CCIP II limited partnership units. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, Inc., CCE, Charter, certain other affiliates of Charter and certain individuals, including officers of Charter or Cencom Properties II, Inc. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of the CCIP II assets. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions, including defenses based on applicable statutes of limitations. CCE intends to defend the actions vigorously. CCE is not able at this early stage to project the expenses which will be associated with the actions or to predict any potential outcome or exposure.

CENCOM CABLE ENTERTAINMENT, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Since Cencom Cable Entertainment, Inc. (the "Company") is a guarantor of the $82.0 million Senior Subordinated Noted due 1999 (the "Notes"), an obligation of CCA Holdings Corp. ("CCA Holdings Corp."), it is required to record the debt as a liability for financial reporting purposes. Refer to CCA Holdings Corp.'s quarterly report for the period ended June 30, 1997 filed on Form 10-Q for additional information.

Equity in Loss of Unconsolidated Limited Partnership

Equity in loss of unconsolidated limited partnership pertains to the Company's share of losses in Charter Communications Entertainment, L.P. ("CCE L.P.").
The Company maintains a 33% non-controlling investment in this entity. Equity in loss of unconsolidated limited partnership increased (decreased) by 6.1% and (10.6)% to $3,437,200 and $6,343,793 for the three and six months ended June 30, 1997, respectively, when compared to similar periods of 1996. These fluctuations are due to results at CCE L.P. for the three and six months ended June 30, 1997.

Interest Expense

Interest expense increased by 13.5% and 13.5% to $3,410,510 and $6,818,018 for the three and six months ended June 30, 1997, respectively, when compared to similar period of 1996. The increase is attributed to the semi-annual compounding inherent in the $82.0 million Senior Subordinated Notes due 1999 (the "Notes").

Net Loss

Net loss increased by 9.7% and 0.5% to $6,847,710 and $13,161,811 for the three and six months ended June 30, 1997 when compared to similar periods of 1996.

Liquidity and Capital Resources

The Company has issued a guarantee of payment to the holders of the Notes. Accordingly, the Notes have been reflected as a liability of the Company for financial reporting purposes. The Notes are also guaranteed by CCA Acquisition Corp. ("CAC"), the parent of the Company and a wholly-owned subsidiary of CCA Holdings, and Cencom Cable Entertainment, Inc. (including the Company and CAC, collectively the "Guarantors" herein).

The Company has no operations or significant assets, other than its investment in Charter Communications Entertainment, L. P. CCA Holdings and the Guarantors are dependent primarily upon distributions from Charter Communications Entertainment I, L.P. to service the Notes. The Company's guarantee cannot be enforced until repayment in full and termination of CCE-I's credit facility.

Part II.  Other Information

Item 1.   Legal Proceedings


CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995 on behalf of the Cencom Cable Income Partners, L.P. ("CCIP") limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other affiliates of Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October, 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving an affiliate of Charter, Cencom Cable Income Partners II, L.P. ("CCIP II"), a public limited partnership. On April 15, 1997, a complaint was filed, and on June 19, 1997, an amended complaint was filed, in the Circuit Court of Jackson County, Missouri by 269 individual plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P., ("CPLP"), an entity in which CCIP II invested certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties, committed fraud and made various misrepresentations in the marketing and sale of the CCIP II limited partnership units. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, Inc., CCE, Charter, certain other affiliates of Charter and certain individuals, including officers of Charter or Cencom Properties II, Inc. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of the CCIP II assets. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions, including defenses based on applicable statutes of limitations. CCE intends to defend the actions vigorously. CCE is not able at this early stage to project the expenses which will be associated with the actions or to predict any potential outcome or exposure.


Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None


Item 5.  Other Information


The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 for the purpose of registering its $82.0 million Senior Subordinated Notes due 1999 (the "Notes"). The registration of the Notes was completed on July 29, 1997. By August 28, 1997, all of the outstanding Series A Notes had been tendered and exchanged for Series B Senior Subordinated Notes due 1999.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits
         27  Financial Data Schedule

                        CENCOM CABLE ENTERTAINMENT, INC.


                      FOR THE QUARTER ENDED JUNE 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CENCOM CABLE ENTERTAINMENT, INC.

                                        By:  /s/ Jerald L. Kent
                                             -------------------------------
                                             Jerald L. Kent
                                             President and
                                             Chief Executive Officer



By:  /s/Jerald L. Kent                                September 12, 1997
     -------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                              September 12, 1997
     -------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer