Form 10-Q
period 1997-09-30
CENCOM CABLE ENTERTAINMENT INC /NEW
filed 1997-11-14
CIK 1038336

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                              --------------------

                                   FORM 10-Q


(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For  the transaction period from                  to
                                 ----------------    -------------------------
Commission File Number 333-26853-03


                        CENCOM CABLE ENTERTAINMENT, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    43-1258015
             --------                                    ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

   12444 Powerscourt Drive - Suite 400
   St. Louis, Missouri                                   63131
   ---------------------------------------               -------
   (Address of Principal Executive Offices)              (Zip Code)

   (Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                        CENCOM CABLE ENTERTAINMENT, INC.

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX

                                                                                                             Page
                                                                                                             ----
Part I.  Financial Information

         Item 1.  Cencom Cable Entertainment, Inc.
                  a. Balance Sheets - September 30, 1997 and December 31, 1996                                 3
                  b. Statements of Operations - Three Months Ended
                     September 30, 1997 and 1996                                                               4
                  c. Statements of Operations - Nine Months Ended
                     September 30, 1997 and 1996                                                               5
                  d. Statement of Shareholder's Investment (Deficit)-Nine Months Ended September 30, 1997      6
                  e. Statements of Cash Flows - Nine Months Ended September 30, 1997 and 1996                  7
                  f. Notes to Financial Statements                                                             8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       10

Part II.  Other Information


          Item 1. Legal Proceedings                                                                           11

          Item 2. Change in Securities - None                                                                  -

          Item 3. Defaults upon Senior Securities - None                                                       -

          Item 4. Submission of Matters to a Vote of Security Holders - None                                   -

          Item 5. Other Information  - None                                                                    -

          Item 6. Exhibits and Reports on Form 8-K                                                            11

          Signature Page                                                                                      12

                        CENCOM CABLE ENTERTAINMENT, INC.

                                 BALANCE SHEETS

                                                       September 30,                   December 31,
                                                           1997                           1996
                                                       -------------                  -------------
                                                        (Unaudited)
                                 ASSETS
INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP       $ 113,898,852                  $ 122,582,298
                                                       -------------                  -------------
                                                       $ 113,898,852                  $ 122,582,298
                                                       =============                  =============

LIABILITIES AND SHAREHOLDER'S INVESTMENT (DEFICIT)

NOTES PAYABLE                                          $  82,000,000                  $  82,000,000
ACCRUED INTEREST ON NOTES PAYABLE                         33,268,131                     22,843,403
DEFERRED INCOME TAXES                                     55,500,000                     55,500,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S INVESTMENT (DEFICIT):
 Common stock, $1 par value, 300,000 shares
   authorized; 245,973 shares issued and
   outstanding                                               245,973                        245,973
  Additional paid-in capital                              21,954,139                     21,954,139
  Accumulated deficit                                    (79,069,391)                   (59,961,217)
                                                       --------------                 -------------
 Total shareholder's investment (deficit)                (56,869,279)                   (37,761,105)
                                                       --------------                 -------------
                                                       $ 113,898,852                  $ 122,582,298
                                                       ==============                 =============

      The accompanying notes are an integral part of these balance sheets.

                        CENCOM CABLE ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)


                                                                1997             1996
                                                           -------------    -------------
EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIP      $ (2,339,653)     $  (7,372,239)

INTEREST EXPENSE                                            (3,606,710)        (3,199,538)
                                                          -------------     --------------
 Net loss                                                 $ (5,946,363)     $ (10,571,777)
                                                          =============     ==============







        The accompanying notes are an integral part of these statements.

                        CENCOM CABLE ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                               1997               1996
                                                            ----------       -----------
EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIP     $  (8,683,446)    $  (14,465,626)

INTEREST EXPENSE                                           (10,424,728)        (9,208,060)
                                                         --------------    ---------------
 Net loss                                                $ (19,108,174)    $  (23,673,686)
                                                         ==============    ===============






        The accompanying notes are an integral part of these statements.

                        CENCOM CABLE ENTERTAINMENT, INC.

                STATEMENT OF SHAREHOLDER'S INVESTMENT (DEFICIT)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)

                                                      Additional
                                   Common              Paid-In           Accumulated
                                   Stock               Capital             Deficit              Total
                                   -----               -------             -------              -----
BALANCE, December 31, 1996         $245,973          $21,954,139       $(59,961,217)        $(37,761,105)
 Net loss                                --                   --        (19,108,174)         (19,108,174)
                                   --------          ------------      -------------        -------------
BALANCE, September 30, 1997        $245,973          $21,954,139       $(79,069,391)        $(56,869,279)
                                   ========          ============      =============        =============








        The accompanying notes are an integral part of these statements.

                        CENCOM CABLE ENTERTAINMENT, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)


                                                                     1997                   1996
                                                                -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                       $ (19,108,174)          $(23,673,686)
 Adjustments to reconcile net loss to net cash
   provided by operating activities-
   Equity in loss of unconsolidated limited partnerships            8,683,446             14,465,626
   Changes in assets and liabilities-
     Accrued interest on note payable                              10,424,728              9,208,060
                                                                -------------           ------------
         Net cash provided by operating activities                         --                     --
                                                                -------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                      --                     --
                                                                -------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                      --                     --
                                                                -------------           ------------
CASH, beginning and end of period                               $          --           $         --
                                                                =============           ============
CASH PAID FOR INTEREST                                          $          --           $         --
                                                                =============           ============
CASH PAID FOR TAXES                                             $          --           $         --
                                                                =============           ============

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


2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The financial statements are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto as of and for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.

3.  LITIGATION:

CCE is involved from time to time in routine legal matters incidental to its business. Management, after consultation with its legal counsel, believes that the resolution of such matters will not have a material adverse effect on CCE's financial position or results of operations.

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995 on behalf of the Cencom Cable Income Partners, L.P. ("CCIP") limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other affiliates of Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. In October 1997 the court granted in part and denied in part defendants motion for summary judgment. Plaintiffs have filed a motion to alter or amend the court's order. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving an affiliate of Charter, Cencom Cable Income Partners II, L.P. ("CCIP II"), a public limited partnership. On April 15, 1997, a complaint was filed, and two amended complaints subsequently filed, in the Circuit Court of Jackson County, Missouri by plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P., ("CPLP"), an entity in which CCIP II invested, certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs alleged that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of certain CCIP II assets. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, Inc., CCE, Charter, certain other affiliates of Charter and certain individuals, including officers of Charter or Cencom Properties II, Inc. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of certain CCIP II assets. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions. CCE intends to defend the actions vigorously. CCE is not able at this early stage to project the expenses which will be associated with the actions or to predict any potential outcome or exposure.

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. CCE is not able at this early stage to project the expense which will be associated with this action or to predict any potential outcome or financial impact.

CENCOM CABLE ENTERTAINMENT, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Since Cencom Cable Entertainment, Inc. (the "Company") is a guarantor of the $82.0 million Senior Subordinated Notes due 1999 (the "Notes"), an obligation of CCA Holdings Corp. ("CCA Holdings"), it is required to record the debt as a liability for financial reporting purposes. Refer to CCA Holdings Corp.'s quarterly report for the period ended September 30, 1997 filed on Form 10-Q for additional information.

Equity in Loss of Unconsolidated Limited Partnership

Equity in loss of unconsolidated limited partnership pertains to the Company's share of losses in Charter Communications Entertainment, L.P. ("CCE L.P.").
The Company maintains a 33% non-controlling investment in this entity. Equity in loss of unconsolidated limited partnership decreased by 68.3% and 40.0% to $2,339,653 and $8,683,446 for the three and nine months ended September 30, 1997, respectively, when compared to similar periods of 1996. These fluctuations are due to results at CCE L.P. for the three and nine months ended September 30, 1997.

Interest Expense

Interest expense increased by 12.7% and 13.2% to $3,606,710 and $10,424,728 for the three and nine months ended September 30, 1997, respectively, when compared to similar period of 1996. The increase is attributed to the semi-annual compounding inherent in the $82.0 million Senior Subordinated Notes due 1999 (the "Notes").

Net Loss

Net loss decreased by 43.8% and 19.3% to $5,946,363 and $19,108,174 for the three and nine months ended September 30, 1997 when compared to similar periods of 1996. The decrease in net loss is primarily due to the decrease in the equity in loss of unconsolidated limited partnerships, offset partially by an increase in interest expense.

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

Part II.  Other Information

Item 1.   Legal Proceedings

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. CCE is not able at this early stage to project the expense which will be associated with this action or to predict any potential outcome or financial impact.


      Item 2.  Change in Securities - None

      Item 3.  Defaults upon Senior Securities - None

      Item 4.  Submission of Matters to a Vote of Security Holders - None

      Item 5.  Other Information  - None

      Item 6.  Exhibits and Reports on Form 8-K


       A.      Exhibits
               27  Financial Data Schedule

       B.      Reports on form 8-K - None

                        CENCOM CABLE ENTERTAINMENT, INC.


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CENCOM CABLE ENTERTAINMENT, INC.

                                              By:  /s/ Jerald L. Kent
                                                   ----------------------------
                                                       Jerald L. Kent
                                                       President and
                                                       Chief Executive Officer



By:  /s/Jerald L. Kent                              November  13, 1997
     -------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                            November 13, 1997
     -------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer