Form 10-K405
period 1997-12-31
CENCOM CABLE ENTERTAINMENT INC /NEW
filed 1998-03-30
CIK 1038336

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM           TO
                                             ---------    ---------

                       Commission file number 333-26853-03
                         ------------------------------
                        CENCOM CABLE ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       43-1258015
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

12444 Powerscourt Drive Suite 400
St. Louis, Missouri                                         63131
(Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: (314) 965-0555
                         ------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None
                         ------------------------------
         Securities registered pursuant to Section 12(g) of the Act:
                                    None

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

           Indicate by check mark if disclosure of delinquent filers Pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [|X|]

                       DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated into this Report by reference: CCA Holdings Corp. Form 10-K for year ended December 31, 1997, incorporated by reference into Part IV.

                        CENCOM CABLE ENTERTAINMENT, INC.
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                              PART I
Item 1.  Business........................................................................................................3
Item 2.  Properties......................................................................................................6
Item 3.  Legal Proceedings...............................................................................................6
Item 4.  Submission of Matters to a Vote of Security Holders.............................................................7


                                                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...........................................8
Item 6.  Selected Financial Data.........................................................................................8
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................9
Item 8.  Financial Statements and Supplementary Data.....................................................................9
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................9


                                                             PART III

Item 10.  Directors and Executive Officers of the Registrant............................................................10
Item 11.  Executive Compensation........................................................................................10
Item 12.  Security Ownership of Certain Beneficial Owners and Management................................................11
Item 13.  Certain Relationships and Related Transactions................................................................11

                                                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................................15

                                    PART I


ITEM 1.  BUSINESS

GENERAL

Cencom Cable Entertainment, Inc. ("Cencom" or the "Company") has an indirect limited partnership interest in Charter Communications Entertainment I, L.P. ("CCE-I"), which owns, operates and develops cable television systems which lie principally within two geographic areas: northeastern and western Connecticut and central and the St. Louis, Missouri metropolitan area, including eastern Missouri and southwestern Illinois. Cencom also has a limited partnership investment in Charter Communications Entertainment, L.P. (CCE-LP"), and through CCE-LP, has an indirect equity investment in Charter Communications Entertainment II, L.P. ("CCE-II"), which owns, operates and develops cable television systems in the Los Angeles and Riverside metropolitan areas of southern California. Cencom's interest in CCE-I and CCE-II is accounted for under the equity method for financial reporting purposes. Cencom is wholly-owned by CCA Acquisition Corp. ("CAC"), which, in turn, is wholly owned by CCA Holdings Corp. ("Holdings"). Cencom maintains its principal executive offices at 12444 Powerscourt Drive, Suite 400, St. Louis, Missouri 63131 and its telephone number is (314) 965-0555.

The Company receives management services and administrative support for its operations from Charter Communications, Inc. ("Charter") pursuant to the terms of a management agreement. See "Item 13. Certain Relationships and Related Transactions." Charter is a privately-held multi-system operator and manager of cable television systems serving in excess of one million subscribers. Charter has an equity interest in Cencom's ultimate parent company, Holdings. See "Item
12. Security Ownership of Certain Beneficial Owners and Management."

A commonly controlled affiliate of Cencom, CCT Holdings Corp. ("CCT"), serves as one of the general partners of CCE-LP and as the sole general partner of CCE-II. Cencom's interest in CCE-II is accounted for under the equity method for financial reporting purposes.

Additional information on the business and operations of Holdings and CAC, including the operations of CCE-I, can be found in the Form 10-K filings for the year ended December 31, 1997 made with the Securities and Exchange Commission.


SIGNIFICANT TRANSACTIONS IN 1997

In connection with the issuance of subordinated notes by its ultimate parent, Holdings, Cencom issued a guarantee of such notes. On February 10, 1997, in connection with a secondary offering of subordinated notes of Holdings outstanding since January 18, 1995, Holdings issued to the secondary purchasers $82,000,000 million aggregate principal amount of Senior Subordinated Notes due 1999 (the "Notes") pursuant to an Indenture with Harris Trust and Savings Bank (the "Indenture"). (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.") The Notes were issued pursuant to a "Rule 144A" transaction exempt from registration under the Securities Act of 1933 (the "1933 Act"). On August 28, 1997, Holdings exchanged the Notes for similar Notes registered under the 1933 Act. The obligations on the Notes are guaranteed by CAC, Cencom, and CCE-LP. (See "Item 13. Certain Relationships and Related Transactions.")

BACKGROUND AND OWNERSHIP STRUCTURE

Cencom is a Delaware corporation that is wholly-owned by CAC. CAC, in turn, is wholly owned by Holdings. Ownership interests in Holdings are held by Kelso Investments Associates V, L.P. and its affiliate (collectively "Kelso") and certain other individuals, on the one hand, and Charter, on the other hand, which maintain an 85% and 15% interest, respectively. As a result of its investment, Kelso can exercise effective control over the management and affairs of the Company.

CAC and Cencom each hold limited partnership interests in CCE-LP. CAC also holds a 1% general partnership interest in CCE-LP, a 1.22% general partnership interest in CCE-I and a 1.22% limited partnership interest in CCE-II. CCE-LP holds a 97.78% limited partnership interest in each of CCE-I and CCE-II. CCE-I owns all of the equity interests, and is the manager of, Cable Advertising of St. Louis, LLP.

                                 [FLOWCHART]

OTHER MATTERS

The Company owns and operates cable television systems and does not engage in any other identifiable industry segments except on a very limited basis as to paging and advertising sales. The Company does not believe that changes of a seasonal nature are material to the cable television business. The Company has not expended material amounts during the last two years on research and development activities. As the Company is a service-related organization, little or no raw materials are utilized by the Company. The necessary hardware, coaxial cable and electronics required for construction of new cable plant are available from a variety of vendors and are generally available in ample supply. There is no one customer or affiliated group of customers to whom sales are made in amounts which exceed ten percent (10%) of the Company's revenues. The Company believes it is not affected by inflation except to the extent that the economy in general is affected thereby.


ITEM 2.  PROPERTIES

Cencom has no assets other than its equity interest in CCE-LP.


ITEM 3.  LEGAL PROCEEDINGS

Cencom has been named as a defendant in two lawsuits arising out of certain activities conducted prior to the time it was acquired by the Company. On April 15, 1997, a petition was filed, presently captioned Abeles v. Cencom Properties II, Inc., Cause No. CV-97-9292, and two amended petitions were subsequently filed in the Circuit Court of Jackson County, Missouri, by plaintiffs who are limited partners of Cencom Cable Income Partners II, L.P. ("CCIP-II") against the CCIP-II's General Partner (Cencom Properties II, Inc.); Cencom Partners, Inc. ("Cencom Partners"), the general partner of Cencom Partners, L.P. ("CPLP"), an investment of CCIP-II; and Cencom. Cencom provided management services to both CCIP-II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs alleged that the defendants breached fiduciary duties and made various misrepresentations in the marketing and sale of CCIP-II limited partnership units and in the management of CCIP-II. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the management of the Partnership and punitive damages.

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of CCIP-II, the general partner of CCIP-II ( Cencom Properties II), Cencom (which provided management services to both CCIP-II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994), Charter, the ultimate parent of Cencom Partners and Cencom Properties II, certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP-II Partnership Agreement in connection with the investment in CPLP, the management of the CCIP-II's assets and the sale of certain CCIP-II assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholder's derivation claim. As of December 31, 1997, the damages claimed by the plaintiffs are unspecified.

The Company believes that it is too early in the litigation to assess the likelihood of the outcome of the two lawsuits naming Cencom as a defendant. Cencom intends to vigorously contest the claims in both lawsuits.

On March 28, 1996, CCE-I purchased its Systems in Illinois from a public limited partnership in liquidation, Cencom Cable Income Partners, L.P. ("CCIP"). The general partner of CCIP is an affiliate of Charter. As the purchaser of certain of CCIP's cable assets, CCE-I was named as a defendant in a class action lawsuit instituted on October 20, 1995, by certain limited partners of CCIP in the Chancery Court of New Castle County Delaware, presently entitled In re: Cencom Cable Income Partners, L.P. Litigation, Civil Action No. 14634 (the Action"). The Action names the general partner of CCIP,

CCE-I and two other purchasing affiliates identified in the disclosure statement (the "Disclosure Statement") distributed to limited partners of CCIP in connection with the solicitation of consents to the sale of CCIP's systems (the "Sale Transaction"), Charter and certain individual defendants. In January 1997, Defendants filed a Motion for Summary Judgment, which the Court granted in part and denied in part by a Memorandum Opinion dated October 15, 1997, thereby narrowing the remaining issues in the Action. As to claims potentially involving CCE-I, the Court held that issues of fact remain as to whether the Defendants breached the CCIP Partnership Agreement with regard to the Sale Transaction, breached their duty of loyalty with regard to the Sale Transaction and breached their duty of candor by failing to disclose certain information regarding the Sale Transaction in the Disclosure Statement. The Court also narrowed Plaintiffs' damages claim to those concerning failure to properly value the systems as part of the Sale Transaction. In March of 1997, Plaintiffs filed their Motion for Class Certification. In response, on February 25, 1998, Defendants filed a Motion for Judgment on the Pleadings. Based upon, among other things, advice of counsel, the general partner of CCIP and management of CCE-I's general partner believe that the remaining portions of the Consolidated Amended Class Action Complaint are legally inadequate and intend to contest them vigorously. However, management cannot at this time predict the outcome of the Action with any certainty and there can be no assurance that Defendants will successfully defeat all of Plaintiffs' claims for damages.

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. The Company is not able at this early stage to project the expense which will be associated with this action or to predict any potential outcome or financial impact.

CCE-I is also involved from time to time in routine legal matters incidental to its business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, Cencom's sole shareholder voted at the annual shareholders meeting on October 21, 1997 to re-elect the following three directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified:

                  Howard L Wood
                  Jerald L. Kent
                  Barry L. Babcock

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cencom's common stock is 100% owned by CAC and, accordingly, there exists no public trading market for the common stock. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management." and "Item 13. Certain Relationships and Related Transactions - Holdings Stockholders' Agreement.") Cencom has not sold any equity securities in the three year period prior to this filing.

During 1996 and 1997, Cencom did not pay any dividends on its common equity. Because of applicable restrictions of the CCE-I and CCE-II bank credit facilities, the provisions of the CCE-LP Partnership Agreement, and Cencom's and CCE-LP's outstanding guarantees of the Notes, no dividends are expected to be paid by Cencom in the future until the Notes and the CCE-I and CCE-II's bank credit facilities have been repaid. (See "Item 13. Certain Relationships and Related Transactions. - The Partnership Agreements and Guarantees.)



ITEM 6.  SELECTED FINANCIAL DATA

                                                        As of and for the Year Ended December 31,
                                           ---------------------------------------------------------------------
                                                  1997                     1996                    1995
                                           --------------------     --------------------    --------------------
Statement of Operations Data:
   Equity in loss of unconsolidated
       limited partnership                     $(14,103,391)            $(14,536,801)            $(22,581,013)
   Interest Expense                             (14,076,009)             (12,404,598)             (10,438,805)
                                           --------------------     --------------------    --------------------

Net Loss                                        (28,179,400)             (26,941,399)             (33,019,818)

Balance Sheet Data:
   Total Assets                                $108,478,907             $122,582,298             $145,163,311
   Long-term Obligations, including
       current maturities                       118,919,412              104,843,403               92,438,805
   Shareholder's Investment (deficit)           (65,940,505)             (37,761,105)             (10,819,706)

Miscellaneous Data:
   Ratio of Earnings to Fixed Charges(1)           --                       --                      --

---------------------------------
(1) Ratio of earnings to fixed charges is calculated using income from continuing operations adding back fixed charges; fixed charges include interest expense and amortization expense for debt issuance costs. Earnings for the years ended December 31, 1997, 1996 and 1995 were insufficient to cover the fixed charges by $28,179,400, $26,941,399 and $33,019,818, respectively. As a result of such insufficiencies, these ratios are not presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Equity in Loss of Unconsolidated Limited Partnerships. Equity in loss of unconsolidated limited partnerships pertains to Cencom's share of losses in CCE-LP. Cencom maintains a 33% non-controlling investment in CCE-LP, which it accounts for under the equity method of accounting. Equity in loss of unconsolidated limited partnership had decreased from $22.6 million for 1995 to $14.5 million for 1996 to $14.1 million for 1997. Fluctuations between years in the amount of loss recognized by Cencom are a result of fluctuations in the net losses of CCE-LP.

Interest Expense. Interest expense of Cencom is related to the semi-annual compounding of the Notes, which had an initial principal amount of $82,000,000 in January 1995. Interest accrued on the Notes during 1997, 1996 and 1995 at a rate of 13%, compounding on June 30 and December 31. Interest expense increased from $10.4 million in 1995 to $12.4 million in 1996 to $14.1 million in 1997.

Net Loss. Net loss decreased from $33.0 million for 1995 to $26.9 million for 1996, primarily as a result of the increase in equity in loss of unconsolidated partnerships. Net loss increased from $26.9 million for 1996 to $28.2 million for 1997, primarily as a result of an increase in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

Cencom has issued a guarantee of payment to the holders of the Notes. Accordingly, the Notes have been reflected as a liability of Cencom for financial reporting purposes. The Notes are also guaranteed by CAC and CCE-LP (with Cencom, collectively the "Guarantors"). As of December 31, 1997, the total obligation for principal plus accrued interest for the Notes was $118.9 million.

Cencom has no operations or significant assets other than its investment in CCE-LP. The Guarantors are dependent primarily upon distributions from CCE-I to service the Notes. The guarantee of the Guarantors cannot be enforced until repayment in full and termination of CCE-I's credit facility.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements and Schedules" on Page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 1997, Cencom was not involved in any disagreements with its independent certified public accountants on accounting principles or practices or on financial disclosure.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 15, 1998, with respect to the executive officers, the chief financial officer and directors of Cencom.

                NAME                    AGE          POSITION WITH CENCOM                        YEAR FIRST ELECTED
                ----                    ---          --------------------                        ------------------
         Jerald L. Kent                 41           President, Chief Executive Officer                 1994
                                                          and Director

         Howard L. Wood                 58           Vice Chairman of the Board and Director            1994

         Barry L. Babcock               51           Chairman of the Board and Director                 1994

         Kent D. Kalkwarf               38           Senior Vice President and Chief                    1995
                                                          Financial Officer


BUSINESS EXPERIENCE

Mr. Kent has been affiliated with Charter since 1993 and now holds the position of President and Chief Executive Officer. Mr. Kent co-founded Charter Communications Group ("CCG") in 1992. Prior to that time, he was associated with Cencom Cable Associates, Inc. ("CCA") as Executive Vice President and Chief Financial Officer of CCA from 1987 through November 1992.

Mr. Wood has been affiliated with Charter since 1993, now holding the position of Vice Chairman of the Board of Charter. Mr. Wood also co-founded CCG in 1992. Prior to that time, he was associated with CCA, which he joined in July 1987 as Director; at CCA he held the position of President, Chief Executive Officer and Director from January 1, 1989 to November 1992.

Mr. Babcock has been affiliated with Charter since 1993 and now holds the position of Chairman of the Board of Charter. Mr. Babcock also co-founded CCG in 1992. Prior to that time, he was associated with CCA as the Executive Vice president of CCA from February 1996 to November 1992, and as Chief Operating Officer of CCA from May 1986 to November 1992. Mr. Babcock currently serves as Chairman of the Board of Directors of the Cable Television Association (CATA), and serves on the Board of Directors of National Cable Television Association
(NCTA) and Mercantile Bank-St. Louis.

Mr. Kalkwarf, a certified public accountant, joined Charter in 1995 and now serves as Senior Vice President and Chief Financial Officer. Previously, Mr. Kalkwarf was a senior tax manager for Arthur Andersen LLP.

The stockholders of Holdings have entered into an agreement regarding the election of directors. See "Item 13. Certain Relationships and Related Transactions - Holdings Stockholders' Agreement."


ITEM 11.  EXECUTIVE COMPENSATION

During 1997, none of the executive officers or the chief financial officer of Cencom received any compensation in his or her capacity as an officer or director of Cencom, CAC, Holdings or as an employee of the Systems and none of such individuals expects to receive any compensation in such capacity at any time in the future. Such individuals are compensated by Charter in their capacities as officers and employees of Charter. Charter performs management services for the Company and other companies pursuant to the terms of management agreements including the management agreement between Charter and CCE-I. See "Item 13. Certain Relationships and Related Transactions."



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Cencom is a wholly-owned subsidiary of CAC, which, in turn, is wholly-owned by Holdings. CAC and Holdings maintain their principal offices at the same address as Cencom. Kelso and certain other individuals, on the one hand, and Charter, on the other hand, own 85% and 15%, respectively, of the outstanding capital stock of Holdings. As a result of its ownership interest in Holdings, Kelso can exercise effective control over the management and policies of Cencom.
The following table sets forth, as of December 31, 1997, the ownership of Holdings.

          Name and Address                                                                              % of
        of Beneficial Owners                                            Type of Interest            Common Stock
        --------------------                                            ----------------            ------------
KELSO INVESTMENT ASSOCIATES V, L.P. ("KIA V")(1) ...............          Common Stock                85.0%(2)
320 Park Avenue, 24th Floor
New York, New York   10022

CHARTER COMMUNICATIONS, INC. ...................................          Common Stock                  15.0%
12444 Powerscourt Drive, Suite 400
St. Louis, Missouri   63131

----------------------------
(1) The General partner of KIA V is Kelso Partners V, L.P., the general partners of which are: Frank T. Nickell, George E. Matelich, Thomas R. Wall, IV and Joseph S. Schuchert, all of whom may be deemed to beneficially own all the shares held of record by KIA V, all of whom disclaim such beneficial ownership, and three of whom, Messrs.
       Nickell, Matelich and Wall, are directors of the Issuer.
(2) The percentage of Common Stock includes shares owned by another limited partnership which is an affiliate of KIA V and certain unaffiliated designees of KIA V. KIA V does not beneficially own the shares of Common Stock owned by such designees.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE PARTNERSHIP AGREEMENTS

The Partnership Agreements of CCE-I and CCE-II each provide for, among other things, distributions to the partners of CCE-I and CCE-II, respectively, in accordance with their respective interests in such partnerships. Accordingly, 97.78% of all distributions by CCE-I and CCE-II will be made to CCE-LP. Through CAC, Holdings has a 1% general partnership interest in CCE-LP and a 1.22% general partnership interest in CCE-I. CCT holds a 1% general partnership interest in CCE-LP and a 1% general partnership interest in CCE-II. Certain distributions as permitted pursuant to the terms of the applicable credit facilities will be made by CCE-I and CCE-II directly to CAC and Cencom, and such amounts may be distributed by CAC and Cencom to Holdings.

Distributions received by CCE-LP from CCE-I and CCE-II, in turn, can be distributed to the partners of CCE-LP pursuant to the terms of the CCE-LP Partnership Agreement. The CCE-LP Partnership Agreement essentially directs the distributions it receives from CCE-I to CAC and Cencom, and directs the distributions received from CCE-II to CCT until the respective partners have received distributions sufficient in amount to cover such partner's non-bank acquisition indebtedness outstanding in connection with acquisition of assets now held by CCE-I and CCE-II, respectively. The Partnership Agreement of CCE-LP provides for, among other things, (i) "Preferred Capital Accounts" for CAC and Cencom, on the one hand, and CCT, on the other hand, the amounts of which correspond to the amounts owing pursuant to the Notes and the seller note executed by CCT in 1995 in connection with CCE-II's acquisition of its California Systems

(the "California Note"), respectively; (ii) "Preferred Returns" for those partners with Preferred Capital Accounts, such Preferred Returns to (be equal to the interest accruing during the relevant period on the Notes and the California Note, respectively; and (iii) distributions of cash or other property such that
(A) to the extent each of CAC, Cencom and CCT has a positive balance in its Preferred Capital Account, (1) amounts distributed to CCE-LP by CCE-I will be distributed to CAC and Cencom to the extent of and pro rata in accordance with the positive balances in their respective Preferred Capital Accounts and (2) amounts distributed to CCE-LP by CCE-II will be distributed to CCT to the extent of the positive balance in its Preferred Capital Account and (B) to the extent that any partner in CCE-LP has a positive balance in its Preferred Capital Account, distributions will be made to such partner to the extent of and in accordance with such positive Preferred Capital Account balance. Accordingly, while any amounts remain outstanding under both the Notes and the California Note, distributions to CCE-LP from CCE-I will be used solely to make distributions to CAC and Cencom and distributions to CCE-LP from CCE-II will be used solely to make distributions to CCT. If the California Note is repaid prior to payment in full of all amounts payable under the Notes, then all distributions to CCE-LP from both CCE-I and CCE-II will be used to make distributions to CAC and Cencom, and vice versa. Subject to certain restrictions, CCE-LP may establish new CCE-LP subsidiaries from time to time, which could have financing arrangements that result in the sharing with other creditors of distributions to CCE-LP from CCE-II and/or such new CCE subsidiaries. In connection with the creation of new CCE-LP subsidiaries, the CCE-LP Partnership Agreement's distribution provisions may be amended.

THE GUARANTEES

In conjunction with the issuance of the Notes pursuant to the Indenture, each of CAC, Cencom and CCE-LP (collectively, the "Guarantors") has irrevocably guaranteed on a subordinated basis the obligations on the Notes on substantially the same terms as the Indenture. These guarantees are limited by their terms to the proceeds of distributions received by the Guarantors from CCE-I. The CCE-LP guarantee cannot be enforced until the indefeasible repayment in full in cash of and termination of commitments to lend under the CCE-I Credit Facility, the CCE-II bank credit facility, any other senior indebtedness of CCE-II and senior indebtedness of any new CCE-LP subsidiaries. The CAC guarantee and the Cencom guarantee cannot be enforced until the indefeasible repayment in full of and termination of commitments to lend under the CCE-I credit facility.

STOCKHOLDERS' AGREEMENTS

Holdings, Charter and Kelso have entered into a stockholders' agreement ("Stockholders' Agreement") restricting the transfer by Charter and Kelso of the common stock of Holdings held by them except under certain circumstances. The Stockholders' Agreement provides Charter with certain rights to sell common stock if Kelso sells common stock to a third party, and provides Kelso with certain rights to cause Charter to sell its common stock to a third party if Kelso sells all of its common stock to such third party. Pursuant to the Stockholders' Agreement, Holdings has a right of first refusal to purchase shares in connection with a proposed sale of common stock by Charter to a third party, and Charter has a right of first negotiation pursuant to which it may make an offer to purchase common stock owned by Kelso before Kelso negotiates with a third party with respect to a sale of its common stock. In the event that the management Agreement (defined below) is terminated, or the term of the management Agreement ends without being extended by the parties, Charter has the right to cause Holdings to purchase its shares of common stock, and Holdings has the right to cause Charter to sell its shares of common stock to Holdings. The Stockholders' Agreement provides that, in the event of a sale of all of the common stock of Holdings by Charter and Kelso, or the sale of all of the assets of Holdings, any cash to be paid or distributed to Charter and Kelso shall be allocated based upon the ownership percentages of Charter.

The Stockholders' Agreement provides that, until the earliest of January 18, 2005, the closing of an initial public offering or the termination of the Management Agreement, three of the five members of the board of directors of Holdings will be chosen by KIA V and two will be chosen by Charter.

A separate stockholders' agreement entered into between CCT, Charter and Kelso, is in effect with respect to CCT. This second agreement contains provisions similar to the CCA Stockholders' Agreement with respect to the choice of CCT's directors.

HOLDINGS REGISTRATION RIGHTS AGREEMENT

Holdings, Charter and Kelso have entered into a registration rights agreement ("Registration Rights Agreement") pursuant to which Charter and Kelso have certain rights with respect to the registration of the shares of common stock of Holdings. The Registration Rights Agreement provides that any stockholder that owns 50% or more of the "Registrable Securities" of Holdings (defined as common stock of Holdings beneficially owned by Charter, Kelso or their successors or assignees) has the right to make four requests that Holdings effect registration under the Securities Act of the Registrable Securities held by such stockholder. Kelso owns more than 50% of the stock of Holdings. The Registration Rights Agreement also provides that at any time after an initial public offering of equity securities of Holdings, Charter will have the right to make up to two requests that Holdings effect registration under the Securities Act of any of the Registrable Securities held by Charter. In the event that Holdings proposes to register any of its equity securities under the Securities Act, the Registration Rights Agreement provides that Holdings must give notice to all holders of Registrable Securities and, upon request of any such holder, use its best efforts to effect the registration of the Registrable Securities held by such person, subject to customary cut-back provisions.

CONTINGENT PAYMENT AGREEMENT

Pursuant to an agreement entered into among Cencom Cable Television, Inc. (the "Gaylord Affiliate"), CCE-LP and CCT (the "Contingent Payment Agreement") in connection with the California Note, until such time as the California Note is paid in full, the holder of the California Note is entitled to certain protections upon the occurrence of certain of the following events. The Contingent Payment Agreement provides for payments to be made to the Gaylord Affiliate if the California Note remains unpaid and CCT receives a distribution from CCE-LP, CCE-I or CCE-II that is not used by CCT to pay outstanding principal on the California Note or certain expenses. The Contingent Payment Agreement also provides that if Kelso or Charter sells any equity securities of CCT, or if CCT or Holdings sells any assets, including the partnership interests of either in subsidiary partnerships, then CCE-LP will be required to pay the Gaylord Affiliate an amount determined according to formulas set forth in the Contingent Payment Agreement. The ability of CCE-LP to make any of the foregoing payments to the Gaylord Affiliate is limited by the terms of the Indenture, which precludes certain distributions by CCE-LP and CCE-I until the CCE-I Credit Facility and the Notes are paid in full. The Contingent Payment Agreement further provides that upon an initial public offering by CCT, CCE-LP or Holdings, the Gaylord Affiliate will receive certain amounts of the publicly-offered securities.

MANAGEMENT AGREEMENT

Pursuant to a management agreement entered into between CCE-I and Charter (the "Management Agreement"), Charter is responsible for managing the day-to-day operations of the CCE-I systems. The term of the Management Agreement is 10 years, subject to earlier termination for Cause (as defined in the Management Agreement) or upon the sale of the CCE-I systems which are the subject of the Management Agreement. Annual management fees paid to Charter by CCE-I with respect to the year ended December 31, 1997 were $4.8 million. In addition, as of December 31, 1997, Charter had earned an accrued but unpaid bonus from CCE-I of approximately $4.0 million, of which $1.9 million was recorded during 1997. The payment of the bonuses payable by CCE-I is deferred until termination of the CCE-I Credit Facility. The base amount of annual management fees pursuant to the CCE-I Management Agreement payable to Charter was $4,845,000 as of December 31, 1997.

CCE-II and Charter are parties to a management agreement, which, like the CCE-I Management Agreement, provides for payment of management fees to Charter. Annual management fees paid to Charter by CCE-II with respect to the year ended December 31, 1997 were $3.2 million. In addition, as of December 31, 1997, Charter had earned an accrued but unpaid bonus from CCE-II of approximately $161,000, $12,000 of which was recorded during 1997. The payment of the bonuses payable by CCE-II is deferred until termination of the CCE-II bank credit facility. The base amount of annual management fees pursuant to the CCE-II Management Agreement payable to Charter was $3.2 million as of December 31, 1997.

TRANSACTION AND ADVISORY FEES

In connection with specific acquisitions and financing transactions by CCE-I and CCE-II, Kelso & Company (an affiliate of Kelso) and Charter are typically each paid financial advisory and investment banking fees. Such fees are calculated as a percentage of the transaction, based upon the size of the transaction. Neither Kelso and Company nor Charter received any investment banking fees during the year ended December 31, 1997 from CCE-I or CCE-II. The financial advisory fees paid to Kelso & Company by CCE-I were approximately $553,000 with respect to the year ended December 31, 1997. The financial advisory fees paid to Kelso & Company by CCE-II were approximately $400,000 with respect to the year ended December 31, 1997.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a)   1.  Financial Statements:
          See Index to Financial Statements and Schedules on page F-1 of this Report.

      2.  Financial Statement Schedules:
          See Index to Financial Statements and Schedules on page F-1 of this Report.

      3.  Exhibits:
          See Index on Page E-1 of this Report.

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        CENCOM CABLE ENTERTAINMENT, INC.



                                        By:       /s/   Jerald L. Kent
                                            -----------------------------------
                                            Name:   Jerald L. Kent
                                            Title:  President and Chief
                                                    Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                                               Date
-------------------                                               ----

By:                    /s/    Jerald L. Kent                      March 27, 1998
       ---------------------------------------------------
       Jerald L. Kent
       President, Chief Executive Officer and Director


By:                  /s/    Barry L. Babcock                      March 27, 1998
       ---------------------------------------------------
       Barry L. Babcock
       Chairman of the Board and Director


By:                     /s/    Howard L. Wood                     March 27, 1998
       ---------------------------------------------------
       Howard L. Wood
       Vice Chairman of the Board and Director


By:                      /s /   Kent D. Kalkwarf                  March 27, 1998
       ---------------------------------------------------
       Kent D. Kalkwarf
       Senior Vice President and Chief Financial Officer
       (Principal Financial Officer and Principal
       Accounting Officer)


                        CENCOM CABLE ENTERTAINMENT, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                             Page
                                                                                                             ----
REGISTRANT'S FINANCIAL STATEMENTS:
   Report of Independent Public Accountants                                                                   F-2
   Balance Sheets as of December 31, 1997 and 1996                                                            F-3
   Statements of Operations for the years ended December 31, 1997, 1996 and 1995                              F-4
   Statements of Shareholder's Investment (Deficit) for the years ended December 31, 1997, 1996 and 1995      F-5
   Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995                              F-6
   Notes to Financial Statements                                                                              F-7
CHARTER COMMUNICATIONS ENTERTAINMENT, L.P. FINANCIAL STATEMENTS (1)
FINANCIAL STATEMENT SCHEDULES FOR ENTITIES LISTED ABOVE:
   None required

(1)  These financial statements are incorporated by reference from the Form
     10-K for the year ended December 31, 1997 as filed by CCA Holdings Corp.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Cencom Cable Entertainment, Inc.:


We have audited the accompanying balance sheets of Cencom Cable Entertainment, Inc. (a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of operations, shareholder's investment (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cencom Cable Entertainment, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   February 6, 1998

                        CENCOM CABLE ENTERTAINMENT, INC.


                   BALANCE SHEETS - DECEMBER 31, 1997 AND 1996




                                                                                          1997             1996
                                                                                      -------------    -------------
                                     ASSETS
INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP                                      $ 108,478,907    $ 122,582,298
                                                                                      -------------    -------------
                                                                                      $ 108,478,907    $ 122,582,298
                                                                                      =============    =============

               LIABILITIES AND SHAREHOLDER'S INVESTMENT (DEFICIT)

NOTE PAYABLE                                                                          $  82,000,000    $  82,000,000
                                                                                      -------------    -------------

ACCRUED INTEREST ON NOTE PAYABLE                                                         36,919,412       22,843,403
                                                                                      -------------    -------------

DEFERRED INCOME TAXES                                                                    55,500,000       55,500,000
                                                                                      -------------    -------------

SHAREHOLDER'S INVESTMENT (DEFICIT):
   Common stock, $1 par value, 300,000 shares authorized; 245,973 shares issued
     and outstanding                                                                        245,973          245,973
   Additional paid-in capital                                                            21,954,139       21,954,139
   Accumulated deficit                                                                  (88,140,617)     (59,961,217)
                                                                                      -------------    -------------
           Total shareholder's investment (deficit)                                     (65,940,505)     (37,761,105)
                                                                                      -------------    -------------
                                                                                      $ 108,478,907    $ 122,582,298
                                                                                      =============    =============



     The accompanying notes are an integral part of these balance sheets.

                        CENCOM CABLE ENTERTAINMENT, INC.


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                         1997              1996             1995
                                                                     -------------     -------------    -------------
EQUITY IN LOSS OF UNCONSOLIDATED LIMITED
  PARTNERSHIP                                                        $(14,103,391)     $(14,536,801)    $(22,581,013)

INTEREST EXPENSE                                                      (14,076,009)      (12,404,598)     (10,438,805)
                                                                     ------------      ------------     ------------
           Net loss                                                  $(28,179,400)     $(26,941,399)    $(33,019,818)
                                                                     ============      ============     ============





        The accompanying notes are an integral part of these statements.

                        CENCOM CABLE ENTERTAINMENT, INC.


                STATEMENTS OF SHAREHOLDER'S INVESTMENT (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                        Additional
                                                           Common        Paid-In         Accumulated
                                                           Stock         Capital           Deficit          Total
                                                          -------      ------------     -------------      ------
BALANCE, January 1, 1995                                 $ 245,973    $ 21,954,139      $       -       $ 22,200,112

   Net loss                                                   -               -          (33,019,818)    (33,019,818)
                                                         ----------   --------------    -------------   ------------
BALANCE, December 31, 1995                                 245,973      21,954,139       (33,019,818)    (10,819,706)

   Net loss                                                   -               -          (26,941,399)    (26,941,399)
                                                         ----------   --------------    -------------   ------------
BALANCE, December 31, 1996                                 245,973      21,954,139       (59,961,217)    (37,761,105)

   Net loss                                                   -               -          (28,179,400)    (28,179,400)
                                                         ----------   --------------    -------------   ------------
BALANCE, December 31, 1997                               $ 245,973    $ 21,954,139      $(88,140,617)   $(65,940,505)
                                                         =========    ============      ============    ============



        The accompanying notes are an integral part of these statements.

                        CENCOM CABLE ENTERTAINMENT, INC.


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                           1997             1996              1995
                                                                       ------------     ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(28,179,400)    $(26,941,399)   $(33,019,818)
   Adjustments to reconcile net loss to net cash provided by
     operating activities-
       Equity in loss of unconsolidated limited partnership              14,103,391       14,536,801      22,581,013
       Changes in assets and liabilities-
         Accrued interest on note payable                                14,076,009       12,404,598      10,438,805
                                                                       ------------     ------------    ------------
           Net cash provided by operating activities                         -                  -               -
                                                                       ------------     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                         -                  -               -
                                                                       ------------     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES                                         -                  -               -
                                                                       ------------     ------------    ------------
CASH, beginning and end of year                                        $     -          $       -       $       -
                                                                       ============     ============    ============

CASH PAID FOR INTEREST                                                 $     -          $       -       $       -
                                                                       ============     ============    ============

CASH PAID FOR TAXES, net of refunds                                    $     -          $       -       $       -
                                                                       ============     ============    ============




        The accompanying notes are an integral part of these statements.

                        CENCOM CABLE ENTERTAINMENT, INC.


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Cencom Cable Entertainment, Inc. (CCE or the "Company") is a wholly owned subsidiary of CCA Acquisition Corp. (CAC). CAC is a wholly owned subsidiary of CCA Holdings Corp. (CCA Holdings). CCA Holdings is approximately 85% owned by Kelso Investment Associates V, L.P., an investment fund, together with an affiliate (collectively referred to as "Kelso" herein) and certain other individuals and approximately 15% by Charter Communications, Inc. (Charter), manager of Charter Communications Entertainment I, L.P.'s (CCE-I) and Charter Communications Entertainment II, L.P.'s (CCE-II) cable television systems.

In January 1995, CAC completed certain acquisitions, including stock and asset acquisitions of CCE and cable television systems located in Connecticut from Crown Media, Inc. (Crown), a subsidiary of Hallmark Cards, Incorporated (Hallmark) (the "Crown Transaction"). CCE's assets were comprised primarily of cable television systems serving communities in St. Louis County, Missouri (the "Missouri System"). On September 29, 1995, CAC and CCT Holdings Corp. (CCT Holdings), an entity affiliated with CCA Holdings by common ownership, entered into an Asset Exchange Agreement whereby CAC exchanged a 1% undivided interest in all of its assets (including CCE's assets) for a 1.22% undivided interest in certain assets to be acquired by CCT Holdings from an affiliate of Gaylord Entertainment Company, Inc. (Gaylord). In September 1995, CCT Holdings acquired certain cable television systems from Gaylord. Upon execution of the Asset Purchase Agreement, CAC and CCT Holdings entered into a series of agreements to contribute their assets to Charter Communications Entertainment, L.P. (CCE, L.P.). CCE, L.P. contributed the assets acquired under the Crown Transaction to CCE-I and certain assets acquired in the Gaylord acquisition to CCE-II.

The series of transactions representing the contribution of assets to CCE-I acquired under the Crown Transaction is a reorganization of entities under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, CCE-I's financial statements reflect the activity of these systems for the entire year ended December 31, 1995. Thus, the net loss of CCE-I generated by the Missouri System for the period prior to September 9, 1995, was allocated entirely to CCE.

As a result of these transactions, CCE owns a 33% limited partnership interest in CCE, L.P., CAC owns a 21% limited partnership interest in CCE, L.P. and CCT Holdings owns a 44% limited partnership interest in CCE, L.P. In addition, CAC and CCT Holdings each own a 1% general partnership interest in CCE, L.P.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

CCE has a 33% limited partnership interest in CCE, L.P. CCE, L.P. is controlled by CAC and CCT Holdings through their general partnership interests and provisions within CCE, L.P.'s partnership agreement, therefore, CCE's investment is accounted for using the equity method of accounting. Under this method, the investment is originally recorded at cost and is subsequently adjusted to recognize CCE's share of net earnings or losses as they occur and distributions when received.

Summary financial information of CCE-I and CCE-II as of December 31, 1997 and 1996, and for the years then ended, and for the year ended December 31, 1995, for CCE-I, and for the period from inception (April 20, 1995) to December 31, 1995, for CCE-II which is not consolidated with the operating results of the Company, is as follows:


                                                                          CCE-I
                                                            ----------------------------------------
                                                                      As of December 31
                                                            ----------------------------------------
                                                                  1997              1996
                                                               ------------     -------------
       Current assets                                          $   8,654,394    $   8,999,959
       Noncurrent assets - primarily investment in cable
         television properties                                   629,918,900      657,011,095
                                                               -------------    -------------
                  Total assets                                 $ 638,573,294    $ 666,011,054
                                                               =============    =============

       Current liabilities                                     $  50,343,028    $  28,518,335
       Long-term debt                                            437,295,000      462,120,000
       Other long-term liabilities                                 5,502,274        2,848,479
       Partners' capital                                         145,432,992      172,524,240
                                                               -------------    -------------
                  Total liabilities and partners' capital      $ 638,573,294    $ 666,011,054
                                                               =============    =============


                                                                          Year Ended December 31
                                                               ----------------------------------------------
                                                                    1997             1996            1995
                                                               --------------    ------------    ------------
       Service revenues                                        $ 169,324,522     $143,023,261    $ 99,689,410
                                                               =============     ============    ============

       Income (loss) from continuing operations                $  11,619,225     $  1,106,166    $ (6,946,137)
                                                               =============     ============    ============

       Net loss                                                $ (27,091,248)    $(35,552,609)   $(31,423,151)
                                                               =============     ============    ============

As of December 31, 1997, CCE-I provided cable television service to approximately 350,300 basic subscribers in Connecticut, Illinois, Massachusetts and New Hampshire.

                                                                      CCE-II
                                                            ----------------------------------
                                                                    As of December 31
                                                            ----------------------------------
                                                                  1997              1996
                                                            ------------      ---------------
       Current assets                                         $   5,482,625    $  10,904,830
       Noncurrent assets - primarily investment in cable
         television properties                                  362,850,452      338,316,421
                                                              -------------    -------------
                  Total assets                                $ 368,333,077    $ 349,221,251
                                                              =============    =============

       Current liabilities                                    $  14,269,423    $  12,949,304
       Long-term debt                                           228,500,000      194,000,000
       Other long-term liabilities                               29,888,353       27,949,964
       Partners' capital                                         95,675,301      114,321,983
                                                              -------------    -------------
                  Total liabilities and partners' capital     $ 368,333,077    $ 349,221,251
                                                              =============    =============


                                                                         Period Ended December 31
                                                            -------------------------------------------------
                                                                  1997              1996             1995
                                                              -------------    -------------     ------------
       Service revenues                                       $  96,659,228    $  90,368,332     $ 21,156,209
                                                              =============    =============     ============

       Income from operations                                 $   1,603,828    $   5,039,834     $    983,638
                                                              =============    =============     ============

       Net loss                                               $ (18,646,682)   $ (11,459,982)    $ (3,458,535)
                                                              =============    =============     ============

As of December 31, 1997, CCE-II provided cable television service to approximately 173,000 basic subscribers in southern California.

3.  NOTE PAYABLE:

In connection with the Crown Transaction, the Company issued a guarantee of payment to the holder of the HC Crown Note. Accordingly, the debt has been reflected as a liability of the Company in the accompanying financial statements. The HC Crown Note is also guaranteed by CAC and CCE, L.P. The HC Crown Note is an unsecured obligation. The HC Crown Note is limited in aggregate principal amount to $82.0 million and has a stated maturity date of December 31, 1999 (the "Stated Maturity Date"). Interest accrues at 13% per annum, compounded semiannually, but is not due and payable until the Stated Maturity Date. If principal plus accrued interest is not paid at the Stated Maturity Date, or if there are any other events of default, the annual rate at which interest accrues will initially increase to 18% and will increase by an additional 2% on each successive anniversary of the Stated Maturity Date (up to a maximum of 26%) until the HC Crown Note is repaid. In addition, a 3% default rate of interest can, in certain instances, be in effect simultaneously with the stated rate of interest on the HC Crown Note. The HC Crown Note is redeemable in whole or in part at the option of CCA Holdings at any time, without premium or penalty, provided that accrued interest is paid on the portion of the HC Crown Note so redeemed.

Borrowings under the HC Crown Note are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of debt (excluding the HC Crown Note) to adjusted consolidated annualized operating cash flow, as defined, not to exceed 6.75 to 1 at December 31, 1997. In addition to the subordination in right of payment provisions contained in the HC Crown Note, the HC Crown Note is subject to a subordination agreement in favor of the senior bank debt of CCE-I. Pursuant to the subordination agreement, substantially all rights and remedies under the HC Crown Note, including the rights to accelerate the maturity upon an event of default (including a payment of default), are suspended until the obligations under CCE-I's Credit Agreement (the "CCE-I Credit Agreement") are paid in full.

The HC Crown Note is subordinated to the CCE-I Credit Agreement. Pursuant to the terms of the CCE-I Credit Agreement, payments on the HC Crown Note are prohibited until the indefeasible payment in full in cash, and the termination of commitments to lend under the CCE-I Credit Agreement. The HC Crown Note will not have the benefit of any distributions from CCE-II until repayment in full of CCE-II's credit facility (the "CCE-II Credit Agreement") and the Gaylord Note.

The obligations owing on the HC Crown Note are guaranteed by CAC, CCE and CCE, L.P. (collectively referred to as the "Guarantors"). The CCE, L.P. guarantee cannot be enforced until the repayment in full and termination of the CCE-I Credit Agreement and the CCE-II Credit Agreement. The CAC and CCE guarantees cannot be enforced until the repayment in full and termination of the CCE-I Credit Agreement. The guarantees, by their terms, are limited to the proceeds of distributions received from CCE-I and income, if any, generated by the Guarantors. CCA Holdings and the Guarantors are dependent primarily upon distributions from CCE-I to service the HC Crown Note.

The fair value of the HC Crown Note plus accrued interest, based upon trading activity, was approximately $118.6 million and $89.5 million at December 31, 1997 and 1996, respectively.

4.  COMMITMENTS AND CONTINGENCIES:

Litigation

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995, on behalf of the Cencom Cable Income Partners, L.P. (CCIP) limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other entities managed by Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. In October 1997, the court granted in part and denied in part defendants motion for summary judgment, the effect of which narrowed the remaining issues significantly. The plaintiff filed a motion to alter or amend the court's order which was denied. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving Cencom Cable Income
Partners II, L.P. (CCIP II), a public limited partnership. On April 15, 1997, a petition was filed, and two amended petitions subsequently filed, in the Circuit Court of Jackson County, Missouri, by plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc. (Cencom Properties II), the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P. (CPLP), an entity in which CCIP II invested, certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of certain CCIP II assets and the sale of certain CCIP II assets. By an agreement between the parties, the brokerage defendants and the fraud allegations in the sale of the units were dismissed without prejudice. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, CCE, Charter, certain other entities managed by Charter and certain individuals, including officers of Charter or Cencom Properties II. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of certain CCIP II assets and the sale of certain CCIP II assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholders' derivative claim. The damages claimed by the plaintiffs are unspecified. CCE believes that it has meritorious defenses in both actions and intends to defend the actions vigorously. CCE is not able at this stage to project the expenses which will be associated with the actions or to predict any potential outcome or exposure.

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. CCE-I is not able, at this early stage, to project the expenses which will be associated with this action or to predict any potential outcome or financial impact.

The Company is also a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

5. RATE REGULATION IN THE CABLE TELEVISION INDUSTRY:

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry.

Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States are subject to rate regulation of basic cable services, provided the local franchising authority becomes certified to regulate basic service rates. The 1992 Cable Act and the Federal Communications Commission's (FCC) rules implementing the 1992 Cable Act have generally increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities.

While management believes that CCE-I and CCE-II have complied in all material respects with the rate provisions of the 1992 Cable Act, in jurisdictions that have not yet chosen to certify, refunds covering a one-year period on basic services may be ordered upon future certification if CCE-I and CCE-II are unable to justify their rates through a benchmark or cost-of-service filing pursuant to FCC rules. Management is unable to estimate at this time the amount of refunds, if any, that may be payable by CCE-I and CCE-II in the event certain of their rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. Management does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Company.

During 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act"), which alters federal, state and local laws and regulations pertaining to cable television, telecommunication and other services. Under the Telecommunications Act, telephone companies can complete directly with cable operators in the provision of video programming.

Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry and the cable services provided by CCE-I and CCE-II. Although the new legislation may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rule makings to be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain of the Telecommunications Act's provisions have been and are likely to be subject to judicial challenges. Management is unable at this time to predict the outcome of such rule makings or litigation or the substantive effect of the new legislation and the rule makings on the financial position or results of operations of the Company.

6.  INCOME TAXES:

CCE is part of the CCA Holdings consolidated group which files consolidated tax returns. Deferred tax assets and liabilities are recognized for the estimated future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred income tax expense or benefit is the result of changes in the liability or asset recorded for deferred taxes. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

During 1997 and 1996, changes in the Company's temporary differences and losses from operations, resulted in deferred tax benefits of approximately $6.7 million and $6.1 million, respectively. These amounts were offset by valuation allowances of equal amounts.

No current provision (benefit) for income taxes was recorded during 1997 and 1996.

Deferred income taxes are comprised of the following at December 31:



                                                                                    1997            1996
                                                                                ------------     ------------
       Deferred income tax assets:
         Tax loss carryforwards                                                 $ 29,562,000     $ 24,046,000
         Valuation allowance                                                     (12,973,000)      (6,843,000)
                                                                                ------------     ------------
                  Total deferred income tax assets                                16,589,000       17,203,000

       Deferred income tax liability:
         Investment in unconsolidated limited partnership                        (72,089,000)     (72,703,000)
                                                                                --------------   --------------
                  Net deferred income tax liability                             $(55,500,000)    $(55,500,000)
                                                                                ============     ============

At December 31, 1997, the Company had net operating loss (NOL) carryforwards for regular income tax purposes aggregating approximately $73.9 million, which expire in various years through 2011. Utilization of the NOLs is subject to certain limitations.

                                  EXHIBIT INDEX

                        CENCOM CABLE ENTERTAINMENT, INC.



                                                                                                                Sequentially
 Exhibit                                                                                                          Numbered
   No.                                                 Description                                                 Pages
-----------                                            -----------                                              ------------
   3.5      Certificate of Incorporation of Cencom Cable Entertainment,  Inc., filed as Exhibit 3.5 to the Registration Statement on Form S-4, File No. 333-26853-03,  and incorporated herein by
            reference.  ;;;..............................................................................           N/A
   3.6      Amended and Restated By-laws of Cencom Cable Entertainment,  Inc., filed as Exhibit 3.6 to the Registration Statement on Form S-4, File No. 333-26853-03,  and incorporated herein by
            reference.  .................................................................................           N/A
   3.7      Certificate of Limited Partnership of Charter Communications  Entertainment,  L.P. , filed as Exhibit 3.7 to the  Registration  Statement  on Form S-4,  File No.  333-26853-03,  and
            incorporated herein by reference.  ..........................................................           N/A
   3.8      Amendment to Certificate of Limited Partnership of Charter  Communications  Entertainment,
            L.P.  ,  filed  as  Exhibit  3.8 to the  Registration  Statement  on Form  S-4,  File  No.
            333-26853-03, and incorporated herein by reference.  ........................................           N/A
   3.9      Agreement of Limited Partnership of Charter Communications Entertainment,  L.P. , filed as
            Exhibit  3.9 to the  Registration  Statement  on Form  S-4,  File  No.  333-26853-03,  and
            incorporated herein by reference.  ..........................................................           N/A
   4.1      Indenture,  dated  February 13,  1997,  between CCA  Holdings  Corp.  and Harris Trust and
            Savings Bank, as Trustee,  filed as Exhibit 4.1 to the Registration Statement on Form S-4,
            File No. 333-26853-03, and incorporated herein by reference.  ...............................           N/A
   4.2      Second Amended and Restated  Guaranty,  dated February 13, 1997, issued by CCA Acquisition
            Corp.,  filed  as  Exhibit  4.2 to the  Registration  Statement  on  Form  S-4,  File  No.
            333-26853-03, and incorporated herein by reference.  ........................................           N/A
   4.3      Second  Amended and Restated  Guaranty,  dated  February 13, 1997,  issued by Cencom Cable
            Entertainment,  Inc., filed as Exhibit 4.3 to the Registration Statement on Form S-4, File
            No. 333-26853-03, and incorporated herein by reference.  ....................................           N/A
   4.4      Second  Amended  and  Restated  Guaranty,  dated  February  13,  1997,  issued by  Charter
            Communications Entertainment,  L.P., filed as Exhibit 4.4 to the Registration Statement on
            Form S-4, File No. 333-26853-03, and incorporated herein by reference.  .....................           N/A
   4.5      Second  Amended and  Restated  Subordination  Agreement  between  Harris Trust and Savings
            Bank,  as  Trustee,   CCA  Holdings  Corp.  and  Toronto   Dominion   (Texas),   Inc.,  as
            Administrative  Agent,  dated February 13, 1997,  filed as Exhibit 4.5 to the Registration              N/A
            Statement on Form S-4, File No. 333-26853-03, and incorporated herein by reference.  ........
   10.1     Amended  and  Restated  Loan  Agreement  dated as of  September  29, 1995 (the "CCE-I Loan
            Agreement")  among Charter  Communications  Entertainment  I, L.P.,  as Borrower,  Toronto
            Dominion  (Texas),  Inc. and Chemical  Bank, as  Documentation  Agents,  Toronto  Dominion
            (Texas),  Inc.,  Chemical  Bank,  CIBC Inc.,  Credit  Lyonnais  Cayman  Island  Branch and
            Nationsbank,  N.A.  (Carolinas),  as Managing  Agents,  Banque  Paribas and Union Bank, as
            Co-Agents,   the  Signatory  Banks  thereto,  and  Toronto  Dominion  (Texas),   Inc.,  as
            Administrative  Agent,  filed as Exhibit 10.1 to the  Registration  Statement on Form S-4,
            File No. 333-26853-03, and incorporated herein by reference.  ...............................           N/A
   10.2     First  Amendment  to the CCE-I Loan  Agreement  dated as of  October  31,  1995,  filed as
            Exhibit  10.2 to the  Registration  Statement  on Form  S-4,  File No.  333-26853-03,  and
            incorporated herein by reference.  ..........................................................           N/A

                                                                                                                 Sequentially
 Exhibit                                                                                                          Numbered
   No.                                                 Description                                                 Pages
-----------                                            -----------                                               ------------
   10.3     Second  Amendment to the CCE-I Loan  Agreement  dated  January 16, 1996,  filed as Exhibit
            10.3 to the Registration  Statement on Form S-4, File No.  333-26853-03,  and incorporated
            herein by reference.  .......................................................................           N/A
   10.4     Third Amendment to the CCE-I Loan Agreement  dated as of March 29, 1966,  filed as Exhibit
            10.4 to the Registration  Statement on Form S-4, File No.  333-26853-03,  and incorporated
            herein by reference.  .......................................................................           N/A
   10.5     Fourth  Amendment to the CCE-I Loan Agreement  dated as of May 24, 1996,  filed as Exhibit
            10.5 to the Registration  Statement on Form S-4, File No.  333-26853-03,  and incorporated
            herein by reference.  .......................................................................           N/A
   10.6     Fifth  Amendment  to the CCE-I Loan  Agreement  dated as of November  29,  1996,  filed as
            Exhibit  10.6 to the  Registration  Statement  on Form  S-4,  File No.  333-26853-03,  and
            incorporated herein by reference.  ..........................................................           N/A
   10.7     Sixth  Amendment  to the CCE-I Loan  Agreement  dated as of  February  7,  1997,  filed as
            Exhibit  10.7 to the  Registration  Statement  on Form  S-4,  File No.  333-26853-03,  and
            incorporated herein by reference.  ..........................................................           N/A
   10.9     Amended and Restated  Management  Agreement dated as of September 29, 1995 between Charter
            Communications  Entertainment I, L.P. and Charter  Communications,  Inc., filed as Exhibit
            10.9 to the Registration  Statement on Form S-4, File No.  333-26853-03,  and incorporated
            herein by reference.  .......................................................................           N/A
  10.10     Amendment Number One to Amended and Restated Management  Agreement dated as of October 31,
            1995 between  Charter  Communications  Entertainment  I, L.P. and Charter  Communications,
            Inc.,  filed  as  Exhibit  10.10  to the  Registration  Statement  on Form  S-4,  File No.
            333-26853-03, and incorporated herein by reference.  ........................................           N/A
  10.11     Amendment  Number Two to Amended and Restated  Management  Agreement dated as of March 29,
            1996 between  Charter  Communications  Entertainment  I, L.P. and Charter  Communications,
            Inc.,  filed  as  Exhibit  10.11  to the  Registration  Statement  on Form  S-4,  File No.
            333-26853-03, and incorporated herein by reference.  ........................................           N/A
  10.12     Amendment Number Three to Amended and Restated  management  Agreement dated as of November
            29, 1996 between Charter Communications  Entertainment I, L.P. and Charter Communications,
            Inc.,  filed  as  Exhibit  10.12  to the  Registration  Statement  on Form  S-4,  File No.
            333-26853-03, and incorporated herein by reference.  ........................................           N/A
  10.13     Certificate of Limited Partnership of Charter Communications  Entertainment I, L.P., filed as Exhibit 10.13 to the  Registration  Statement on Form S-4, File No.  333-26853-03,  and
            incorporated herein by reference.  ..........................................................           N/A
  10.14     Amendment  to  the   Certificate  of  Limited   Partnership   of  Charter   Communications
            Entertainment I, L.P.,  filed as Exhibit 10.14 to the Registration  Statement on Form S-4,
            File No. 333-26853-03, and incorporated herein by reference.  ...............................           N/A
  10.15     Agreement of Limited  Partnership of Charter  Communications  Entertainment I, L.P., filed as Exhibit 10.15 to the  Registration  Statement on Form S-4, File No.  333-26853-03,  and
            incorporated herein by reference.  ..........................................................           N/A
  10.16     Certificate  of Limited  Partnership  of Charter  Communications  Entertainment  II, L.P.,
            filed as Exhibit 10.16 to the Registration  Statement on Form S-4, File No.  333-26853-03,
            and incorporated herein by reference.  ......................................................           N/A
  10.17     Agreement of Limited Partnership of Charter  Communications  Entertainment II, L.P., filed as Exhibit 10.17 to the  Registration  Statement on Form S-4, File No.  333-26853-03,  and
            incorporated herein by reference.  ..........................................................           N/A


                                                                                                                Sequentially
 Exhibit                                                                                                          Numbered
   No.                                                 Description                                                 Pages
-----------                                            -----------                                              ------------
  10.18     Contingent  Payment Agreement dated as of September 29, 1995 among Charter  Communications
            Entertainment, L.P., CCT Holdings Corp. and Cencom Cable Television, Inc.  ..................           N/A
  *12.2     Cencom Cable  Entertainment,  Inc. and  subsidiaries,  Ratio of Earnings to Fixed  Charges
            Calculation  ................................................................................
   21.1     List of Subsidiaries of Registrant, filed as Exhibit 21.1 to the Registration Statement
            on Form S-4, File No. 333-26853, and incorporated herein by reference ........................           N/A
  *27.3     Financial Data Schedule Cencom Cable Entertainment, Inc.  ...................................




*Filed herewith.